Form 10KSB
period 2000-06-30
O T MINING CORP
filed 2001-10-10
CIK 1106290

========================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-29759

THE O.T MINING CORPORATION
 (Exact name of registrant as specified in its charter)

MONTANA (State or other jurisdiction of incorporation or organization)	81-0451773 (Employer Identification No.)

4333 Ste-Catherine Street West
Suite 610
Montreal, Quebec
Canada H3Z 1P9
(Address of principal executive offices, including zip code.)

(514) 935-2445
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ ] NO [ x ]

=========================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year. June 30, 2000 - $-0-.

There are approximately 2,128,922 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years.
Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: June 30, 2000 - 5,125,430 shares of Common Stock and no shares of Preferred Stock.

Transitional Small Business Issuer Format
YES [ ] NO [ x ]

PART I

BUSINESS

Background

THE O.T. MINING CORPORATION (the "Company") was formed under the statutes of the State of Montana as Ruby Resources of Montana, Inc. The Company is a development stage enterprise formed on September 15, 1980, to engage in the business of mineral exploration. On May 4, 1987, the Company changed its name to The O.T. Mining Corporation.

Current Operations

The Company currently owns one property, the Ruby Mine, which is comprised of 5 patented lode claims and 22 unpatented lode mining claims located in Jefferson County, Montana containing approximately 480 acres (hereinafter referred to as the "Property"). The Property is located approximately 14 miles north of Butte, Montana. The Company also owns a 100 tons/day flotation mill located approximately 15 miles from the Property at Basin, Montana.

Access

The Property is located eight miles from Interstate 15 along gravel maintained forest and logging roads. A secondary network of gravel roads accesses all workings on the Property. A 440 volt power line connects to the west edge of the Property.

Deposit Types

The Property contains bonanza-grade epithermal gold and silver in siliceous volcanics.

Past Production

The Property has a recorded history of producing 42,184 ounces of gold at a grade of 2.44 opt and 446,565 ounces of silver at a grade of 38.66 opt. There are over 15,000 feet of drifts, cross cuts, winzes, raises and stopes.

Geology and Mineralization

The Property is underlain by quartz latite ash flow tuffs, lavas, and hypabyssal intrusives of the Lowland Creek volcanics (48-50 my). The Lowland Creek rocks overlie andesite of the Elkhorn Mountain Volcanics (77-80 my) and quartz monzonite of the Boulder Batholith (70- 73 my) along an erosional unconformity.

Mineralization occurs in quartz vein stockworks in dilational zones associated with tectonic and phreatic brecciation. Primary economic minerals are fine-grained native gold and silver sulfides.

Production came from four ore shoots along a N20W structural zone which was developed over a strike length of 2,000 feet and has a width of over 150 feet as defined by high-density fracturing and intermittent veining. The location of the ore shoots along the structure appears to be closely related to cross faults with pre and post mineral movement. Bonanza ore-grade gold and silver were constant throughout and were only limited at depth by displacement along reverse faults.

A phreatic breccia, approximately 700 feet by 300 feet in outcrop, intrudes the structural zone at its south end. Open space quartz veins with gold and silver occur as discrete fracture fillings parallel to the strike of the zone and also occur as fillings between the rotated multi-lithic breccia clasts. The breccia has never been drilled. Part of the mined ore shoots are described as "exhibiting flow breccia" texture in old reports which suggests that they may have formed through a combination of tectonic and phreatic means.

Argillic alteration and silicification envelopes around individual quartz veins are generally narrow and in some cases are masked by a more pervasive property-wide argillic alteration that is independent of the epithermal mineralization. Both the Degner and Ray ore shoots were blind to the surface yet economic mineralization in the Ray was at a depth of only 50 feet.

A strong closed aeromagnetic low that is generally elongated and parallel to regional structures encompasses most of the Ruby Mine property. Other strong closed lows in the area occur directly over the Cu-Mo porphyry mineralization at the Continental (Berkeley) Pit at Butte, Montana, and on the one million ounce plus gold-equivalent diatreme at the Montana Tunnels Mine. The anomaly undoubtedly indicates a significant amount of altered rock but it will require drilling to determine its exact origin and economic importance.

Development History

The property was discovered in 1893 and actively mined through 1912. Development included two main shafts, north and south adits on the 50 foot level, a 150 foot level tunnel, internal 300 foot and 400 foot levels, and stopes along four vertically elongated ore shoots. High-grade ore was hand sorted for direct shipping to smelters and low grade ore was backfilled in stopes and nonfunctional cross cuts. Mining ceased in 1912 when it became impractical to pump water from the 300 foot and 400 foot levels. In 1913 a crosscut was started at the 600 foot level and driven towards the Ruby workings to de-water the mine and to provide back for additional stoping.

The 600 foot level adit was reopened in 1964 and advanced 2,924 feet to a point between the ore shoots, however, the downward extensions were not intersected. A seven foot wide massive galena, sphalerite, chalcopyrite, pyrite vein was intersected at a point 2,300 feet from the portal from which a 193 ton bulk sample, taken in 1965, yielded 1.31% copper, 5.19% zinc, 7.60% lead and 4.30 ounces of silver per ton. This vein was developed for about 100 feet before it was faulted out in one direction and thinned in the other. The strike and dip of the vein were at angles to the epithermal system above and it appears to have an independent origin.

Anaconda was active in the Lowland Creek District in the late 1960's and early 1970's and had a lease on the Ruby Mine. Its efforts in the district culminated with three deep core holes for copper porphyry mineralization in Boulder Batholith rocks about three miles north of the Ruby. Molycorp continued this exploration and drilled several holes one to two miles west of those drilled by Anaconda with one hole returning 246 feet at 0.163% Cu and anomalous copper values over 1,317 feet. Molycorp reportedly also drilled a hole immediately west of the Ruby property and intersected copper mineralization at depth in Lowland Creek lithologies.

Since the mid-1980's several major companies have been active in the district for both gold and silver, and copper porphyry mineralization. Noranda entered into a joint venture with Ruby Resources Ltd. on the Ruby Mine from 1981 to 1983 and concluded "there is good potential for significant mineralization at depth along the major veins and for a porphyry-type deposit", but budget problems and a company reorganization prevented them from testing the property.

Proposed Exploration and Development.

The Company does not have adequate funds to explore or develop the Property. The Company anticipates funding the cost of exploration by the sale of common stock, loans, or possible joint venture projects with third parties. The Company has not identified any purchasers of common stock, lenders or joint venture partners as of the date of this report and there is no assurance that any sales of common stock, loans or joint ventures will ever occur. There has only been a very limited public market for Common Stock of the Company.

Title - Unpatented Claims.

The Company owns or holds the mining rights on 22 unpatented mining claims. The unpatented mining claims are possessory only and are held by right of location. Management believes that all of its unpatented claims are properly staked and recorded, and that it has the right to possession of them, and the right to remove minerals therefrom. Unpatented mining claims require a maintenance fee of $100 to be paid to the United States Government by August 31 each year. All maintenance fees have been paid to date. The claims have been properly recorded at the Bureau of Land Management, and with the various county recorders, in compliance with federal and state filing requirements. Presently, the Company's total cost to maintain its mining rights on the unpatented mining claims is $2,200 per year.

Exploration and Development Activities.

Since the claims are without known commercially minable proven or probable reserves the Company proposes to investigate and explore the possibility of commercial grade of minerals contained in the claims through exploration work on the properties. In order to determine if such minerals are present, the Company must raise the necessary capital to undertake an exploration program.

In the event adequate capital is not available to initiate the exploration of the Property or if adequate capital is raised but presence of commercial grade mineralization is not established on any of the claims, the Company could cease operations.

Mining, Environmental and Other Matters Pertaining to Properties.

Overview

The Company, like other mining companies doing business in the United States, is subject to a variety of federal, state and local statutes, rules and regulations designed to protect the quality of the air and water in the vicinity of its mining operations and the preservation of certain archeological sites. These include "permitting" or pre-operating approval requirements designed to ensure the environmental integrity of a proposed mining facility, operating requirements designed to mitigate the effects of discharges into the environment during mining operations, and reclamation or post-operation requirements designed to remediate the lands affected by a mining facility once commercial mining operations have ceased. These laws also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste.

Federal legislation and implementing regulations adopted and administered by the Environmental Protection Agency, the Forest Service, the Bureau of Land Management, the Fish and Wildlife Service, the Army Corps of Engineers and other agencies in particular, legislation such as the federal Clean Water Act, the Clean Air Act, the National Environmental Policy Act and the Comprehensive Environmental Response, Compensation and Liability Act, have a direct bearing on domestic mining operations. These federal initiatives are often administered and enforced through state agencies operating under parallel state statutes and regulations. Although mines continue to be approved for development in the United States, the cost and uncertainty associated with the permitting process could have a material affect on mining the properties.

The Clean Water Act.

The federal Clean Water Act is the principal federal environmental protection law regulating mining operations. The Act imposes limitations on waste water discharges into waters of the United States, including discharges from point sources such as mine facilities. In order to comply with the Clean Water Act, the Company will be required to obtain one or more permits which will control the level of effluent discharges from future proposed mining and processing operations.

The Clean Air Act.

The federal Clean Air Act limits the ambient air discharge of certain materials deemed to be hazardous and establishes a federal air quality permitting program for such discharges. Hazardous materials are defined in enabling regulations adopted under the Act to include metals and toxic solvents such as cyanide which is used in heap leach recovery processes. The Act also imposes limitations on the level of particulate matter generated from mining operations, and the Company may be required to adopt dust control techniques in all phases of mining in order to comply with these limitations.

The National Environmental Policy Act.

The National Environmental Policy Act ("NEPA") requires all governmental agencies to consider the impact on the human environment of major federal actions as therein defined. Because some of the Company's mining properties are located on federal lands, mining operations on those lands could be conditioned on the preparation, review and approval of an environmental impact statement outlining in detail the environmental effects of such operations and the Company's efforts to ameliorate such effects.

The Comprehensive Environmental Response, Compensation and Liability Act.

The federal Comprehensive Environmental, Response, Compensation and Liability Act ("CERCLA") imposes clean-up and reclamation responsibilities with respect to unlawful discharges into the environment, and establishes significant criminal and civil penalties against those persons who are primarily responsible for such discharges.

Montana Environmental Laws and Regulations.

Montana has adopted counterparts to NEPA and CERCLA, being the Environmental Policy Act and the Metal Mine Reclamation Act, both of which are administered by the Department of Lands. The State has also adopted the Air Quality Act and Water Quality Act, which parallel to a large extent the provisions of the Clean Air Act and Clean Water Act; these statutes are administered through various bureaus of the Department of Environmental Quality. Compliance with statutory environmental quality requirements may: necessitate significant capital outlays; materially affect the earning power of the Company; or may cause material changes in the Company's intended activities. No assurance can be given that environmental standards imposed by either federal, state or local governments will not be changed or become more stringent, thereby possibly materially adversely affecting the proposed activities of the Company.

Competition and Markets.

The Company faces extensive competition in the acquisition of properties suitable for the exploration and development of gold and other precious metals. Many of the Company's competitors have greater financial resources and more extensive operating histories than that of the Company. There is no assurance that the Company will be able to resume exploration work or that such work will result in the discovery of commercially producible quantities of gold or other precious metals. In addition, there is no assurance that the Company's property interests can be economically maintained.

The exploration and development of mineral properties, and the marketing of minerals, are affected by a number of factors which are beyond the Company's control. These factors include fluctuations in the market price of gold and precious minerals, availability of adequate transportation and equipment, marketing of competitive minerals, prices of fuels and fluctuating supply and demand for minerals.

Subsidiary Corporation

The Company owns all of the issued and outstanding shares of common stock of Working Interest Corporation, a Montana corporation that was formed for the purpose of acquiring 2,174,816 shares of common stock of NAMEX Explorations Inc. in exchange for the Company's working interest in certain Quebec properties. The transaction was completed in November of 1997.

Offices

The Company's corporate offices are located at 4333 Ste-Catherine Street West, Suite 610, Montreal, Quebec, Canada H3Z 1P9 and its telephone number is (514) 935-2445 and FAX is (514) 935-8161. The Company has three employees other than its officers and directors.

RISK FACTORS

1. Exploration Stage Mining Company with No History of Operation. The Company is in its exploration stage, has no operating history and is subject to all the risks inherent in a new business enterprise. The Company does not own an operating mine and has no other revenue- producing mining activities. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business, and the competitive and regulatory environment in which the Company will operate.

2. Securities are Subject to Penny Stock Rules. The Company's shares are "penny stocks" consequently they are subject to Securities and Exchange Commission regulations which impose sales practice requirements upon brokers and dealers to make risk disclosures to customers before effecting any transactions therein.

3. No Commercially Mineable Ore Body. No commercially mineable ore body has been delineated on the properties, nor have any reserves been identified.

4. Risks Inherent in the Mining Industry. The Company is subject to all of the risks inherent in the mining industry including, without limitation, the following: competition from a large number of companies, many of which are significantly larger than the Company, in the acquisition, exploration, and development of mining properties; in order to maintain possessory title to Unpatented mining claims after discovery of valuable mineral deposits, the claim holder must pay fees; exploration for minerals is highly speculative and involves substantial risks, even when conducted on properties known to contain significant quantities of mineralization, and most exploration projects do not result in the discovery of commercially mineable deposits of ore; operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls; a large number of factors beyond the control of the Company, including fluctuations in gold, silver, or other mineral prices, inflation, and other economic conditions, will affect the economic feasibility of mining precious metals, particularly gold and silver; mining activities are subject to substantial operating hazards some of which are not insurable or may not be insured due to economic considerations; the availability of water, which is essential to milling operations; and, interruptions caused by adverse weather conditions.

5. Need for Additional Capital. The ability of the Company to ultimately conclude the exploration of its properties will depend upon its ability to raise additional capital or to enter into arrangements for such purposes with third parties. There can be no assurance that additional financing will not be required sooner than presently projected. There also can be no assurance that additional capital or other types of financing will be available when needed or that, if available, the terms of such financing will be commercially acceptable to the Company.

6. Nature of the Industry. Exploration, development and mining of mineral properties is highly speculative and involves unique and greater risks than are generally associated with other businesses. The Company's operations will be subject to all the operating hazards and risks normally incident to the exploration, development and mining of mineral properties, including risks enumerated above and below.

7. Fluctuating Price of Gold. The Company's operations will be greatly influenced by the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, including expectations for inflation, the strength of the United States dollar, global and regional demand and political and economic conditions and production costs in major gold producing regions of the world.

8. Unpatented Claims. The Company holds 22 unpatented mining claims, which are possessory only and are held by right of location. These claims are subject to inherent hazards of non-recorded risks. Unpatented mining claims are subject to title hazards, and require payment of fees.

9. Environmental Controls. Compliance with statutory environmental quality requirements may necessitate significant capital outlays, may materially affect the earning power of the Company, or may cause material changes in the Company's intended activities. No assurance can be given that environmental standards imposed by either federal or state governments will not be changed or become more stringent, thereby possibly materially adversely affecting the proposed activities of the Company.

10. Governmental Regulation and Environmental Controls. The Company's activities are subject to extensive federal, state, county and local laws and regulations controlling not only the exploration for and development of mineral properties, but also the possible effect of such activities upon the environment. In its mining operations, the Company will use certain equipment which will subject the Company to federal and state safety and health regulations. While the Company intends to act in compliance with all such regulations, any adverse ruling under any regulation, any imposition of a fine, or any imposition of more stringent regulations could require the Company to make additional capital expenditures that could impair its operations. The United State Congress is currently considering changes to the General Mining Laws of 1872. The exact nature and extent of any changes are unknown at this time, but it is anticipated that there may be changes affecting the cost of acquiring patented mining claims and the assessment work required to hold Unpatented claims.

11. No Dividends. The Company has paid no dividends since its inception and does not intend to pay any dividends in the foreseeable future. Instead, the Company intends to retain all earnings, if any, for use in its business operations.

12. Preferred Shares Authorized. Although the Company does not presently intend to issue preferred shares, the holders of preferred shares, if and when issued, would more than likely have rights superior to those of common shareholders. Any issuance of preferred shares would dilute the interest of the common shareholders.

13. Reliance Upon Directors and Officers. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its Officers who will exercise control over the day to day affairs of the Company and upon its Directors, most of whom are engaged in other activities, and will devote limited time to the Company's activities. The President will devote 100% of his time to the operation of the day to day affairs of the Company and the Secretary/Treasurer will devote 75% of her time to the operation of the day to day affairs to the Company. There can be no assurance as to the volume of business, if any, which the Company may succeed in obtaining, nor that its proposed operations will prove to be profitable.

14. Issuance of Additional Shares. 13,793,413 shares of Common Stock or 68.96% of the 20,000,000 authorized shares of Common Stock of the Company remain unissued even if all of the Options are exercised. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, the Company may in the future attempt to issue shares to acquire equipment or services, or for other corporate purposes.

15. Non-Arms's Length Transaction. The number of shares of Common Stock issued to present shareholders of the Company for cash and property was arbitrarily determined and may not be considered the product of arm's length transactions.

16. Competition. The Company has competitors and potential competitors, many of whom may have considerably greater financial and other resources than the Company.

17. Cumulative Voting, Preemptive Rights and Control. There are no preemptive rights in connection with the Company's Common Stock. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors.

18. Possibility of Defective Title. Some of the Company's interests in the properties are and will be in the form of unpatented mining claims acquired from third parties. The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to such non-recorded facts as the sufficiency of the discovery of minerals, proper posting and marking of boundaries, whether the minerals discovered were properly locatable as a lode claim or a placer claim as appropriate and possible conflicts with other claims not determinable from description of record. In the absence of a discovery of valuable minerals, a mining claim is open to location by others unless the owner is in actual possession of and diligently working the claim or pays the annual fee of $100 per unpatented claim.

19. Uninsured Risks. The Company may not be insured against all losses or liabilities which may arise from operations, either because such insurance is unavailable or because the Company has elected not to purchase such insurance due to high premium costs or other reasons.

20. Need for Subsequent Funding. The Company has an immediate need for additional funds in order to finance its proposed business operations. The Company's continued operations therefore will depend upon the availability of cash flow, if any, from its operations or its ability to raise additional funds through bank borrowings or equity or debt financing. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

22. Need for Additional Key Personnel. At the present, the Company has three full time and two part-time employees. The success of the Company's proposed business will depend, in part, upon the ability to attract and retain qualified employees. The Company believes that it will be able to attract competent employees, but no assurance can be given that the Company will be successful in this regard. If the Company is unable to engage and retain the necessary personnel, its business would be materially and adversely affected.

ITEM 2. DESCRIPTION OF PROPERTIES.

The Company does not own any real or personal property other than the following:

The Company currently owns one mining property, the Ruby Mine, which is comprised of 5 patented lode claims and 22 unpatented lode mining claims located in Sections 11, 12, 13, 14 of Township 5 North, Range 7 West, Jefferson County, Montana containing approximately 480 acres.

The Company owns a flotation mill which is located approximately fifteen (15) miles northeast of the Property in the town of Basin, Montana.

The Company's corporate offices are located at 4333 Ste-Catherine Street West, Suite 610, Montreal, Quebec, Canada H3Z 1P9 and its telephone number is (514) 935-2445 and FAX is (514) 935-8161. The Company leases its offices from Somerville House Management Ltd., a corporation owned and controlled by Rosemary L. Christensen, the Company's Secretary/Treasurer, on a month to month basis. There is no written agreement between the Company and Somerville House Management Ltd. and the monthly rental is $3,350.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the Shareholders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company=s common shares are traded on the Pink Sheets under the trading symbol AOTMNE.@ The prices listed below are the highest and lowest bids reported during each fiscal quarter. These bid prices are over-the-counter market quotations based on inter-dealer bi prices, without markup, markdown or commission and may not necessarily represent actual transactions. The Company's shares began trading in October 1987. Summary trading by quarter for the 1999, and 1998 fiscal years and the second quarter of 2000 are as follows:

Fiscal Quarter	High Bid [1]		Low Bid [1]
2000
Second Quarter First Quarter	$ $	2.25 2.625	$ $	1.625 1.375
1999
Fourth Quarter Third Quarter Second Quarter First Quarter	$ $ $ $	2.25 1.50 1.00 0.75	$ $ $ $	0.875 0.719 0.75 0.375
1998
Fourth Quarter Third Quarter Second Quarter First Quarter	$ $ $ $	0.75 1.25 2.00 2.75	$ $ $ $	0.437 0.437 1.25 1.75

[1] These quotations reflect inter-dealer prices, without retail mark- up, mark-down or commissions and may not represent actual transactions.

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company=s securities.

Of the 5,125,430 shares of common stock outstanding as of June 30, 2000, 2,128,922 shares were issued to our officers, directors and others, and may only be resold in compliance with Rule 144 of the Securities Act of 1933 with the exception of the one year holding period contained therein.

At June 30, 2000, there were 298 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

Our Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

The Company has inadequate cash to maintain operations during the next twelve months. In order to meet its cash requirements the Company will have to raise additional capital through the sale of securities or loans. As of the date hereof, the Company has not made sales of additional securities and there is no assurance that it will be able to raise additional capital through the sale of securities in the future. Further, the Company has not initiated any negotiations for loans to the Company and there is no assurance that the Company will be able to raise additional capital in the future through loans. In the event that the Company is unable to raise additional capital, it may have to suspend or cease operations.

The Company does not intend to conduct any research or development of its services during the next twelve months other than as described herein. See "Business."

The Company does not intend to purchase a plant or significant equipment. The Company will hire employees on an as needed basis, however, the Company does not expect any significant changes in the number of employees.

The Company does not expect to earn revenues until it raises additional capital to fund its operations.

TEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONTENTS

INDEPENDENT AUDITOR=S REPORT	F-1
FINANCIAL STATEMENTS Balance Sheets Statements of Operations Statement of Stockholders= Equity Statements of Cash Flows	F-2 F-3 F-5 F-10
NOTES TO FINANCIAL STATEMENTS	F-12

Financial Statements begin on following page.

The Board of Directors
The O.T. Mining Corporation
Montreal, Quebec

INDEPENDENT AUDITOR=S REPORT

We have audited the accompanying balance sheets of The O.T. Mining Corporation (an exploration stage enterprise) as of June 30, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and from inception on September 15, 1980 through June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The O.T. Mining Corporation as of June 30, 2000 and 1999, and the results of its operations and cash flows for the years then ended and from inception on September 15, 1980 through June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company=s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management=s plans regarding those matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

May 21, 2001

THE O. T. MINING CORPORATION
(An Exploration Stage Enterprise)
BALANCE SHEETS
	June 30, 2000	June 30, 1999

ASSETS
CURRENT ASSETS
Cash	$7,097 ------------	$38,232 ------------
Total Current Assets	7,097 ------------	38,232 ------------
MINERAL PROPERTIES AND CLAIMS	192,550 ------------	192,550 ------------
PROPERTY AND EQUIPMENT
Buildings	50,000	50,000
Equipment	57,450	57,450
Less accumulated depreciation	(88,133) ------------	(85,633) ------------
Total Property and Equipment	19,317 ------------	21,817 ------------
OTHER ASSETS
Investments	260,978 ------------	717,689 ------------
TOTAL ASSETS	$479,942 ========	$970,288 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$72,951	$15,568
Accounts payable - related party	60,112	26,813
Accrued compensation	285,000 ------------	150,000 ------------
Total Current Liabilities	418,063 ------------	192,381 ------------
COMMITMENTS AND CONTINGENCIES	- ------------	- ------------
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, no par value; 20,000,000 shares authorized, 5,125,430 and 5,259,430 shares issued and outstanding, respectively	4,960,023	5,002,023
Stock options and warrants	132,508	100,413
Stock subscriptions receivable	-	(40,000)
Deficit accumulated during exploration stage	(4,541,082)	(4,251,670)
Accumulated other comprehensive income	(489,570) ------------	(32,859) ------------
Total Stockholders' Equity	61,879 ------------	777,907 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$479,942 ========	$970,288 ========

The accompanying notes are an integral part of these financial statements

THE O. T. MINING CORPORATION
(An Exploration Stage Enterprise)
Statement of Operations

	For Years Ended June 30, 2000		1999		Period from September 15, 1980 (Inception) Through June 30, 2000
REVENUES	$	- ------------	$	- ------------	$	- ------------
GENERAL AND ADMINISTRATIVE EXPENSES
Professional fees		100,045		17,484		661,950
Directors' and officers' fees		35,000		184,027		733,342
Exploration		-		-		293,620
Facilities expenses		41,690		39,350		347,278
Management fees		32,095		216,385		390,769
Other property expenses		16,739		10,769		252,189
Marketing and shareholder expenses		46,537		3,525		150,800
Secretarial services		-		-		214,087
Travel and project development		8,520		5,348		179,203
Depreciation		2,500		2,500		88,133
Other general and administrative expenses		6,560 ------------		10,189 ------------		146,226 ------------
Total expenses		289,686 ------------		489,577 ------------		3,457,597 ------------
OPERATING LOSS		(289,686) ------------		(489,577) ------------		(3,457,597) ------------
OTHER INCOME (LOSS)
Loss on exchange of assets		-		-		(1,120,536)
Rent income		-		-		17,757
Interest income		274 ------------		222 ------------		19,294 ------------
Total other income (loss)		274 ------------		222 ------------		(1,083,485) ------------
LOSS BEFORE TAXES		(289,412)		(489,355)		(4,541,082)
INCOME TAXES		- ------------		- ------------		- ------------
NET LOSS		(289,412) ------------		(489,355) ------------		(4,541,082) ------------
OTHER COMPREHENSIVE LOSS
Unrealized loss on available for sale investments		(456,711) -----------		- ------------		(489,570) ------------
Total other comprehensive loss		(456,711) ------------		- ------------		(489,570) ------------
COMPREHENSIVE LOSS		$(746,123) ========		$(489,355) ========		$(5,030,652) ========
NET LOSS PER COMMON SHARE BASIC AND DILUTED		$(0.06) ========		$(0.11) ========		$(1.96) ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED		5,238,490 ========		4,508,401 ========		2,316,817 ========

The accompanying notes are an integral part of these financial statements.

THE O. T. MINING CORPORATION
(An Exploration Stage)
STATEMENT OF STOCKHOLDERS' EQUITY
	Common Number of Shares	Stock Amount	Accumulated Deficit During Exploration Stage	Total Stockholders' Equity
Balance September 15, 1980	-	$-	$-	$-
Issuance of shares for Services at $0.26 per share	400,000	102,565	-	102,565
Net loss for the year ended June 30, 1981	- ------------	- ------------	(102,565) ------------	(102,565) ------------
Balance, June 30, 1981	400,000	102,565	(102,565)	-
Net loss for the year ended June 30, 1982	- ------------	- ------------	- ------------	- ------------
Balance, June 30, 1982	400,000	102,565	(102,565)	-
Net loss for the year ended June 30, 1983	- ------------	- ------------	(308,233) ------------	(308,233) ------------
Balance, June 30, 1983	400,000	102,565	(410,798)	(308,233)
Net loss for the year ended June 30, 1984	- ------------	- ------------	(3,404) ------------	(3,404) ------------
Balance, June 30, 1984	400,000	102,565	(414,202)	(311,637)
Net loss for the year ended June 30, 1985	- ------------	- ------------	- ------------	- ------------
Balance, June 30, 1985	400,000 ------------	$102,565 ------------	$(414,202) ------------	$(311,637) ------------

The accompanying notes are an integral part of these financial statements.

THE O. T. MINING CORPORATION
(An Exploration Stage Enterprise)
STATEMENT OF STOCKHOLDER'S EQUITY
	Common Number of Shares	Stock Amount	Accumulated Deficit During Exploration Stage	Total Stockholders' Equity
Balance forward	400,000	$102,565	$(414,202)	$(311,637)
Net loss for the year ended June 30, 1986	- ------------	- ------------	- ------------	- ------------
Balance, June 30, 1986	400,000	102,565	(414,202)	(311,637)
Issuance of shares for mineral Properties, buildings and equipment at $0.50 per share	1,700,000	850,000	-	850,000
Issuance of shares for debt at $12.14 per share	20,000	242,795	-	242,795
Net loss for the year ended June 30, 1987	- ------------	- ------------	(21,564) ------------	(21,564) ------------
Balance, June 30, 1987	2,120,000	1,195,360	(435,766)	759,594
Issuance of shares for cash at $2.50 per share	200,000	500,000	-	500,000
Net loss for the year ended June 30, 1988	- ------------	- ------------	(133,533) ------------	(133,533) ------------
Balance, June 30, 1988	2,320,000	1,695,360	(569,299)	1,126,061
Issuance of shares for Professional fees at $1.00 per share	4,000 ------------	4,000 ------------	- ------------	4,000 ------------
Balance forward	2,324,000 ------------	$1,699,360 ------------	$(569,299) ------------	$1,130,061 ------------

The accompanying notes are an integral part of these financial statements.

THE O. T. MINING CORPORTION
(An Exploration Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY
	Common Number of Shares	Stock Amount	Accumulated Deficit During Exploration Stage	Total Stockholders' Equity
Balance forward	2,324,000	$1,699,360	$(569,299)	$1,130,061
Issuance of shares to officers and directors for services at $1.00 per share	50,000	50,000	-	50,000
Net loss for the year ended June 30, 1989	- ------------	- ------------	(166,774) ------------	(166,774) ------------
Balance, June 30, 1989	2,374,000	1,749,360	(736,073)	1,013,287
Net loss for the year ended June 30, 1990	- ------------	- ------------	(69,938) ------------	(69,938) ------------
Balance, June 30, 1990	2,374,000	1,749,360	(806,011)	943,349
Issuance of shares to officers and directors for services at $0.50 per share	100,000	50,000	-	50,000
Issuance of shares for working interest in mineral property at $0.50 per share	500,000	250,000	-	250,000
Net loss for the year ended June 30, 1991	- ------------	- ------------	(151,922) ------------	(151,922) ------------
Balance, June 30, 1991	2,974,000	2,049,360	(957,933)	1,091,427
Net loss for the year ended June 30, 1992	- ------------	- ------------	(112,909) ------------	(112,909) ------------
Balance, June 30, 1992	2,974,000 ------------	$2,049,360 ------------	$(1,070,842) ------------	$978,518 ------------

The accompanying notes are an integral part of these financial statement.

THE O. T. MINING CORPORATION
(An Exploration Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY
	Common Number of Shares	Stock Amount	Accumulated Deficit During Exploration Stage	Total Stockholders' Equity
Balance forward	2,974,000	$2,049,360	$(1,070,842)	$978,518
Issuance of shares to officers and directors for services at $0.63 per share	70,000	43,750	-	43,750
Net loss for the year ended June 30, 1993	- ------------	- ------------	(145,303) ------------	(145,303) ------------
Balance, June 30, 1993	3,044,000	2,093,110	(1,216,145)	876,965
Issuance of shares to officers and directors for services at $1.00 per share	45,000	45,000	-	45,000
Issuance of shares for professional fees at $1.00 per share	1,500	1,500	-	1,500
Issuance of shares for cash at $2.50 per share	10,000	25,000	-	25,000
Net loss for the year ended June 30, 1994	- ------------	- ------------	(180,134) ------------	(180,134) ------------
Balance, June 30, 1994	3,100,500	2,164,610	(1,396,279)	768,331
Issuance of shares to Officers and directors for services at $1.00 per share	150,000 ------------	150,000 ------------	- ------------	150,000 ------------
Balance forward	3,250,500 ------------	$2,314,610 ------------	$(1,396,279) ------------	$918,331 ------------

The accompanying notes are an integral part of these financial statements.

THE O. T. MINING CORPORATION
(An Exploration Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY
	Common Number of Shares	Stock Amount	Accumulated Deficit During Exploration Stage	Total Stockholders' Equity
Balance forward	3,250,500	$2,314,610	$(1,396,279)	$918,331
Net loss for the year ended June 30, 1995	- ------------	- ------------	(245,769) ------------	(245,769) ------------
Balance, June 30, 1995	3,250,500	2,314,610	(1,642,048)	672,562
Issuance of shares for professional fees at $1.90 per share	28,500	54,150	-	54,150
Issuance of shares to officers and directors for services at $1.90 per share	41,000	77,900	-	77,900
Net loss for the year ended June 30, 1996	- ------------	- ------------	(246,792) ------------	(246,792) ------------
Balance, June 30, 1996	3,320,000	2,446,660	(1,888,840)	557,820
Issuance of shares for cash at $1.90 per share	273,421	519,500	-	519,500
Issuance of shares for debt at $1.87 per share	686,442	1,287,079	-	1,287,079
Net loss for the year ended June 30, 1997	- ------------	- ------------	(206,778) ------------	(206,778) ------------
Balance, June 30, 1997	4,279,863	4,253,239	(2,095,618)	2,157,621
Issuance of shares to officers and directors For services at $1.90 per share	85,000 ------------	161,500 ------------	- ------------	161,500 ------------
Balance forward	4,364,863 ------------	$4,414,739 ------------	$(2,095,618) ------------	$2,319,121 ------------

The accompanying notes are an integral part of these financial statements.

THE O. T. MINING CORPORATION
(An Exploration Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY
Common Number of Shares	Stock Amount	Stock Options and Warrants	Common Stock Subscribed	Accumulated Deficit During Exploration Stage	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance forward	4,364,863	$4,414,739	$-		$-	$(2,095,618)	$-	$2,319,121
Issuance of stock for professional fees at $1.90 per share	100,000	190,000	-		-	-	-	190,000
Net loss for the year ended June 30, 1998	- ----------	- -----------	- ---------		- ---------	(1,666,697) ------------	(32,859) -----------	(1,699,556) ------------
Balance, June 30, 1998	4,464,863	4,604,739	-		-	(3,762,315)	(32,859)	809,565
Issuance of shares for professional fees at $0.50 per share	194,567	97,284	-		-	-	-	97,284
Issuance of shares to officers and directors for debt, services and receivable at $0.50 Per share	420,000	210,000	-		(40,000)	-	-	170,000
Issuance of shares for cash at $0.50 per share	180,000	90,000	-		-	-	-	90,000
Issuance of options for services and management fees	-	-	100,413		-			100,413
Net loss for the year ended June 30, 1999	- ----------	- -----------	- ----------		- ---------	(489,355) ------------	- -----------	(489,355) ------------
Balance, June 30, 1999	5,259,430	5,002,023	100,413		(40,000)	(4,251,670)	(32,859)	$777,907
Payment of stock subscriptions receivable	-	-	-		40,000	-	-	40,000
Issuance of options for services and management fees	-	-	32,095		-	-	-	32,095
Issuance of shares for professional fees at $0.50 to $1.50 per share	66,000	58,000	-		-	-	-	58,000
Retirement of shares on Settlement of contract performance at $0.50 Per share	(200,000)	(100,000)	-		-	-	-	(100,000)
Unrealized loss on marketable equity securities	-	-	-		-	-	(456,711)	(456,711)
Net loss for the year ended June 30, 2000	- ----------	- -----------	- ----------		- ---------	(289,412) ------------	- -----------	(289,412) ------------
Balance, June 30, 2000	5,125,430 ========	$4,960,023 ========	$132,508 ========	$	- ========	$(4,541,082) ========	$(489,570) ========	$61,879 ========

The accompanying notes are an integral part of these financial statements.

THE O. T. MINING CORPORATION
(An Exploration Stage Enterprise)
STATEMENT OF CASH FLOWS
	For the Years Ended, 06-30-00	1999	Period from 09-15-80 (Inception) Through 12-31-00
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(289,412)	$(489,355)	$(4,541,082)
Adjustments to reconcile net loss to net cash provided (used) by operation activities

Depreciation	2,500	2,500	88,133
Common stock issued for services	58,000	225,000	1,155,649
Stock options issued for services	32,095	100,413	132,508
Stock issued in payment of accounts payable	-	-	1,529,874
Retirement of common stock issued for services	(100,000)	-	(100,000)

Unrealized loss on working interest in mineral properties	-	-	(971,084)

Impairment in value on available-for- sale investments	-	-	1,120,536

Changes in assets and liabilities:
Accounts payable	57,383	11,080	72,951
Accounts payable - related party	33,299	38,363	60,112
Accrued compensation	135,000 ------------	150,000 ------------	285,000 ------------
Net cash provided (used) by operating activities	(71,135) ------------	38,001 ------------	(1,167,403) ------------
CASH FLOWS FROM INVESTING ACTIVITIES	- ------------	- ------------	- ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	40,000 ------------	- ------------	1,174,500 ------------
Net cash provided by financing activities	40,000 ------------	- ------------	1,174,500 ------------
Net increase (decrease) in cash	(31,135)	38,001	7,097
Cash, beginning of period	38,232 ------------	231 ------------	- ------------
Cash, end of period	$7,097 ========	$38,232 ========	$7,097 ========
Supplemental cash flow disclosure:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-
Non-cash investing and financing activities:
Common stock issued for services rendered	$58,000	$225,000	$1,155,649
Common stock issued for accounts payable	$-	$132,284	$1,529,874
Common stock options issued for services	$32,095	$100,413	$132,508
Common stock issued for receivable	$-	$40,000	$40,000
Common stock issued for investment	$-	$-	$102,565
Common stock issued for mineral properties,
buildings and equipment	$-	$-	$850,000
Common stock issued for working interest
in mineral properties	$-	$-	$250,000
Working interest in mineral properties
traded for equity investment	$-	$-	$2,066,491

The accompanying notes are an integral part of these financial statements.

THE O.T. MINING CORPORATION
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2000

NOTE 1 B ORGANIZATION AND DESCRIPTION OF BUSINESS

The O.T. Mining Corporation (OT) was incorporated in September of 1980 under the laws of the State of Montana as Ruby Resources of Montana, Inc. for the purpose of acquiring and developing economic ore bodies. In May 1987, the Company changed its name to The O.T. Mining Corporation. The Company has elected a June 30 fiscal year-end. The Company is in the exploration stage, as it has not realized any significant revenues from its planned operations. See Note 11.

In June 1987, the Company entered into a joint venture agreement with My Turn Syndicate (My Turn) in exchange for 1,700,000 shares of the Company=s common stock. Through the agreement, the Company obtained a 25% working interest in mineral claims located in Quebec, Canada, which were previously held by My Turn.

In November 1997, the Company exchanged the aforementioned 25% working interest in mineral claims for 25% of the outstanding common stock of New Goldcore Ventures, Ltd. New Goldcore later changed its name to Namex Explorations, Inc.

The Company is seeking additional capital and management believes its properties can be developed to enable the Company to continue its operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in this endeavor

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of The O.T. Mining Corporation is presented to assist in understanding the Company=s financial statements. The financial statements and notes are representations of the Company=s management, which is responsible for their integrity and objectivity. The accounting policies applied in the preparation of the financial statements conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company=s financial statements are prepared using the accrual method of accounting.

Exploration Stage

The Company has been in the exploration stage since its formation in September 1980 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of natural resource properties. Upon location of a commercial reserve, the Company expects to actively prepare the site for extraction and enter a development stage.

THE O.T. MINING CORPORATION
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2000

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. Outstanding options were not included in the computation of diluted loss per share because they would be antidilutive.

Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Mineral Properties

Costs of acquiring mineral properties are capitalized by project area upon purchase or staking of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value is charged to operations at the time of impairment. Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties abandoned or sold based on the proportion of claims abandoned or sold to the claims remaining within the project area.

Provision for Taxes

At June 30, 2000, the Company had net operating loss carryforwards of approximately $4,150,000 what may be offset against future taxable operating income of various years expiring through 2020. No tax benefit has been reported in the financial statements, as the Company believes there is a significant chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of these loss carryforwards are offset by a valuation allowance of the same amount.

THE O.T. MINING CORPORATION
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2000

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition Policy

Revenues from sales of product will be recognized when the product is shipped.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled AAccounting for Impairment of Long-lived Assets.@ In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe that any adjustments are needed to the carrying value of its assets at June 30, 2000.

Financial Accounting Standards

The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards, (ASFAS@) No. 133, AAccounting for Derivative Instruments and Hedging Activities.@ This standard established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At June 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Investments

Investments consist of equity securities of publicly held companies. The Company classifies investments as available for sale under Statement of financial Accounting Standards No. 115, AAccounting for Certain Investment in Debt and Equity Securities@. Investments are carried at fair market value, which is based on quoted market prices. Unrealized holding gains and losses are included as a component of accumulated other comprehensive loss, net of related deferred income taxes, unless a permanent impairment in value has occurred, which is then charged to operations. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Dividend and interest income is recognized as earned. Investments have been classified as non-current assets in the accompanying financial statement due to management=s current intent to hold such investments.

THE O.T. MINING CORPORATION
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2000

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The carrying amounts of cash, investments, payables, and accrued compensation approximate their fair value.

Foreign Currency Valuation

Assets and liabilities of the Company=s foreign operations are translated into U.S. dollars when incurred, and revenue and expenses are translated at the average exchange rates during the period. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Segment Reporting

The Company adopted SFAS No. 131, ADisclosures about Segments of an Enterprise and Related Information,@ in the fiscal year ended June 30, 1999. SFAS No. 131 requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company=s results of operations or financial position. The Company=s mineral properties were not engaged in any production activity. The Company had no segments engaged in business activities at June 30, 2000 and, therefore, no segment reporting is required.

NOTE 3 B MINERAL PROPERTIES

Ruby Mines Property and Mineral Claims

In July 1980, the Company acquired five patented and thirty-one unpatented mining claims (consisting of approximately 614 acres located in the Lowland Mining District of Jefferson County, Montana) from Fargo Energy Corporation, a related party.

Mill and Land Property

In March 1988, the Company acquired a mill with property consisting of approximately 27 acres for $300,000. A portion of the purchase price ($192,550) was considered to be the purchase price of the land and property rights. The mill and property is located in Jefferson County, Montana and includes a laboratory building and equipment.

The Company=s proposed future mining activities will be subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company=s activities. The Company=s mineral properties are valued at the lower of cost or net realizable value.

THE O.T. MINING CORPORATION
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2000

NOTE 4 B PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the lives of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets of ten to twenty years. Depreciation expense for the years ended June 30, 2000 and 1999 was $2,500 and $2,500, respectively.

NOTE 5 B INVESTMENT

The Company=s securities investments are classified as available for sale securities which are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. The Company has no securities which are classified as trading securities.

During the year ended June 30, 1998, the Company=s investment in 25% working interest in mineral claims was exchanged for Namex Explorations, Inc common stock. A loss on the exchange of $1,120,536 was charged to operations based upon the fair market value of Namex Explorations, Inc. common stock.

At June 30, 2000 and 1999, the market values of investments were as follows:

	June 30, 2000	June 30, 1999
Namex Explorations, Inc.	$260,978	$717,689

NOTE 6 B COMMON STOCK

In September 1980, the Company issued 50,000 shares of common stock to Ruby Resources, Ltd., in exchange for services and certain patented and unpatented claims in Jefferson County, Montana. The transaction was valued at $102,565, which approximated the fair market value of the shares on the date of issuance.

On June 1, 1987, the Company=s board of directors authorized an 8 for 1 stock split of the Company=s no par value common stock. As a result of the split, 350,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for the periods from inception on September 15, 1980 through December 31, 2000 have been restated to reflect the stock split.

THE O.T. MINING CORPORATION
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2000

NOTE 6 B COMMON STOCK (Continued)

During June 1987, the Company entered into a joint venture agreement with My Turn Syndicate (My Turn) whereby in exchange for 1,700,000 shares of the Company=s common stock, the Company obtained a 25% working interest in mineral claims held by My Turn in Quebec, Canada. The shares were valued at $0.50 per share, which approximated their fair market value on the dates of issuance, for a total of $850,000. At the time of the transaction, My Turn was managed by Somerville House Management Ltd. (Somerville), a related party.

In September 1986, the Company issued 20,000 shares of common stock to a related party in settlement of debt valued at $242,795. In December 1987, the Company sold 200,000 share of its common stock for $500,000. The shares were valued at their fair market value on the date of issuance.

In September 1988, the Company issued 4,000 shares of common stock for payment of professional fees valued at $4,000, which approximated the fair market value of the shares on the date of issuance.

During June 1989, the Company issued 50,000 shares of its common stock to four directors and Somerville in consideration of directors= fees and management services valued at $50,000. The shares were valued at their fair market value on the date of issuance.

In March 1991, the Company issued 100,000 shares of its common stock to four directors and Somerville in consideration of directors= fees and management services valued at $50,000. The shares were valued at their fair market value on the date of issuance. During March 1991, the Company also issued 500,000 shares of its common stock to My Turn Syndicate II to purchase a 25% working interest in mineral claims valued at $250,000. The shares were valued at the fair market value on the date of issuance.

During August 1992, the Company issued 70,000 shares of its common stock to four directors and Somerville in consideration of directors= fees and management services valued at $43,750. The shares were valued at their market value on the date of issuance.

During February 1994, the Company issued 46,500 shares of its common stock to five directors, Somerville and an unrelated party for directors= fees, management services and professional fees valued at $46,500, which approximated the fair market value of the shares on the date of issuance. Also in February 1994, the Company sold 10,000 shares of its common stock for $25,000 in cash.

THE O.T. MINING CORPORATION
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2000

NOTE 6 B COMMON STOCK (Continued)

In February 1995, the Company issued 150,000 shares of its common stock to an unrelated party as consideration for services rendered under an agreement dated May 20, 1990. The services were valued at $150,000, which approximated the fair market value of the shares on the date of issuance.

In February 1996, the Company issued a total of 65,000 shares of its common stock to three directors and Somerville for services and 4,500 shares of its common stock to independent contractors and others for services and professional fees. The shares were valued at $1.90 per share, which approximated their fair market value on the date of issuance.

During August 1996, the Company sold 273,421 shares of its common stock at $1.90 per share. Other issuances during the fiscal year ended June 30, 1997 were 686,442 shares of common stock issued to My Turn and Somerville in payment of debt. The shares were valued at $1.875 per share, which approximated their fair market value on the date of issuance.

During November 1997, the Company issued 60,000 shares of its common stock to five directors and Somerville for directors= fees and management services. The Company also issued 25,000 shares of its common stock to a director for services in connection with obtaining three private placements totaling $500,000 in 1996 and 100,000 shares of common stock to an unrelated part for services. The shares were valued at $1.90 per share, which approximated their fair market value on the date of issuance.

In June 1999, the Company issued 194,567 shares of its common stock to Somerville for outstanding debt totaling $97,284. Other issuances included 600,000 shares of common stock to Somerville and two directors for outstanding debt, services and receivables. The stock was valued at $0.50 per share, which approximated its fair market value on the date of issuance.

During December 1999, the Company issued 41,000 shares of its common stock for services valued at $20,500. Other issuances during the year ended June 30, 2000 were 25,000 shares of common stock issued during March 2000 for services valued at $37,500. The shares were valued at their fair market value on the date of issuance. The Company also retired 200,000 shares of its previously issued common stock in settlement of a contract for services not preformed. The transaction was valued at $100,000.

THE O.T. MINING CORPORATION
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2000

NOTE 7 B PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of $0.01 par value preferred stock. The board of directors of the Company has the authority to issue shares of preferred stock from time to time in one or more classes or series, which may have such voting power, full or limited as fixed by the board of directors. The board of directors may also fix the terms of any such series or class, including dividend rights, dividend rates, conversion, exchange, voting rights and terms of redemption, the redemption price and the liquidation preference of such class or series. No shares of preferred stock were issued or outstanding at June 30, 2000.

NOTE 8 B COMMON STOCK OPTIONS AND WARRANTS

In August 1992, the Company approved the granting of options to the Company=s president to purchase 250,000 share of common stock at a price of $1.50 for a term of five years. During February 1996, the Company extended the term of the stock options for an additional five years. As of June 30, 2000, none of these options have been exercised.

During May 1989, the Company approved a plan granting options to certain officers and other employees, to purchase 500,000 share of common stock at the fair market value per share at the time the options are granted. During 1997, the board of directors amended this plan, thereby increasing the number of shares available under the plan to 1,000,000. As of June 30, 2000, no options have been awarded under the plan.

In June 1999, the Company awarded 556,157 options to purchase shares of common stock at $0.50 for a period of ten years to Somerville and one officer. None of these options have been exercised as of June 30, 2000.

During December 1999, the Company granted options to purchase 100,000 shares of common stock at $0.50 for a period of ten years to Somerville. None of these options have been exercised as of June 30, 2000.

THE O.T. MINING CORPORATION
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2000

NOTE 8 B COMMON STOCK OPTIONS AND WARRANTS (Continued)

Following is a summary of these performance-based options during the years ended June 30, 2000 and 1999:

	Number of Shares	Weighted Average Price per Share
Outstanding at June 30, 1998	250,000	$1.50
Granted	556,157	0.50
Exercised, expired or forfeited	-	-
Outstanding at June 30, 1999	806,157	0.81
Granted	100,000	0.50
Exercised, expired or forfeited	-	-
Outstanding at June 30, 2000	906,157	$0.77

Exercise Date	Weighted Average Number of Shares	Price per Share
On or before August 3, 2002	250,000	$1.50
On or before June 10, 2009	556,157	0.50
On or before December 10, 2009	100,000	0.50

THE O.T. MINING CORPORATION
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2000

NOTE 8 B COMMON STOCK OPTIONS AND WARRANTS (Continued)

SFAS No. 123 required the Company to provide proforma information regarding net loss and loss per share if compensation cost for the Company=s stock option plan has been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of -0- to 45%; risk-free interest rate of 4.5% to 5.2%. The weighted average fair value at date of grant for options granted in the years ended June 30, 2000 and 1999 was $0.32 and $0.18 per option, respectively. Compensation cost charged to operations was $32,095 and $100,413 for the years ended June 30, 2000 and 1999, respectively.

NOTE 9 B COMMITMENTS AND CONTINGENCIES

Lease Obligation

The Company sublets fully equipped office space, including complete secretarial services, on a month-to-month basis from Somerville House Management Ltd., a related party, for $5,000 Canadian dollars per month, which as of June 30, 2000, was equivalent to approximately $3,350 U.S. per month. Total rent paid for this space and services during the years ended June 30, 2000 and 1999 was $41,690 and $39,350, respectively.

Net Smelter Interest

During September 1987, the Company granted Somerville House Management Ltd., a related party, a 3% net smelter interest from mining operations on claims comprising the Ruby Mine in exchange for expenditures of $149,857 incurred by Somerville on research evaluation, reporting, and administration of the Company=s interest in the property.

NOTE 10 B RELATED PARTIES

Somerville House Management Ltd.

The Company has one officer in common with Somerville House Management Ltd. From time to time, the Company issues Somerville shares of common stock valued at current market value for the discharge of liabilities. Other related party transactions involving Somerville are described in Notes 6 and 9.

Accrued Compensation

The Company has accrued compensation to two officers in the amounts of $285,000 and $150,000 as of June 30, 2000 and 1999, respectively. Services performed by these officers totaled $135,000 and $75,000 for the years ended June 30, 2000 and 1999, respectively. These obligations are expected to be satisfied once the Company is out of the exploration stage and has sufficient cash to discharge its obligations in the normal course of business.

THE O.T. MINING CORPORATION
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2000

NOTE 10 B RELATED PARTIES (Continued)

Namex Explorations, Inc.

The Company shares office facilities and has one officer in common with Namex Explorations, Inc.

NOTE 11 B GOING CONCERN

As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $289,412 for the year ended June 30, 2000 and has an accumulated deficit of $4,541,082 since inception. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has plans to seek additional capital through significant and imminent private placements to generate sufficient cash for the Company for operations for the next few years.

NOTE 12 B YEAR 2000 ISSUES

Like other companies, The O.T. Mining Corporation could be adversely affected if the computer systems its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the AYear 2000@ issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. At this time, there have been no known problems related to the Year 2000 issue.

The Company has reviewed its business and processing systems and believes that the majority of its systems are already year 2000 compliant or can be made so with software updates. Based on its assessments, the Company regards the costs associated with Year 2000 readiness to be immaterial. All costs associated with the Year 2000 issue will be expensed as incurred.

NOTE 13 B SUBSEQUENT EVENTS

Subsequent to the date of these financial statements, the Company has added 210 new non-patented claims on the Ruby Mine property. This brings the total claims to 5 patented claims and 232 non-patented claims.

THE O.T. MINING CORPORATION
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2000

NOTE 13 B SUBSEQUENT EVENTS

The Company sold 268,000 shares of its common stock with warrants to purchase an additional 268,000 shares of common stock at $2.50 per share subsequent to the date of the financial statements for $335,000.

At the Company=s Annual Meeting on April 17, 2001, the Company=s shareholders approved the adoption of the A2000 Stock Option Plan@. The 2000 Stock Option Plan, was initiated to grant options to qualified officers, directors, other key employees and service providers for the purpose of acquiring and retaining a proprietary interest in the Company by ownership of its common stock. A total of 860,000 shares of the Company=s common stock may be subject to, or issued pursuant to the terms of the plan.

NOTE 14 B CORRECTION OF AN ERROR

The accompanying financial statements for the year ended June 30, 1999 have been restated to correct errors made during the year ended June 30, 1999 and prior periods. The net effect of the restatement was to increase net loss for the year ended June 30, 1999 by $1,227,660. Accumulated deficit during exploration stage for the year ended June 30, 1999 has been adjusted for the effects of the restatement on prior years. These restatements are summarized as follows:

Accumulated deficit during exploration stage as previously reported at June 30, 1999.		$(2,007,263)
Record depreciation during various prior periods and current period as a result of the reclassification of building and equipment acquired with Montana land and mining claims during the year ended June 30, 1998.		(85,633)
Reclassification of acquisition costs of mining claims during the year ended June 30, 1980.		(102,565)
Expense deferred exploration costs during various prior periods and the year ended June 30, 1999 to comply with accounting principles generally accepted in the United States of America.		(529,070)
Balance forward	$	(2,724,531)

THE O.T. MINING CORPORATION
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2000

NOTE 14 B CORRECTION OF AN ERROR (Continued)

Balance forward	$	(2,724,531)
Write-off of gain previously recognized on acquisition of equity investment during the year ended June 30, 1998.		(195,607)
Adjustment for loss on exchange of 25% working interest in mineral properties for the common stock of Namex, which is accounted for as available-for-sale securities during the year ended June 30, 1999 to comply with accounting principles generally accepted in the United States of America.		(1,113,978)
Reclassification of loss on available-for-sale investment to accumulated other comprehensive loss during the year ended June 30, 1998.		32,859
Adjustment for recognition of officer compensation accrued during the years ended June 30, 1998 and 1999.		(150,000)
Adjustment for common stock options issued during the year ended June 30, 1999 and valued using the Black-Scholes option-pricing model.		(100,413)
Accumulated deficit during exploration stage at June 30, 1999 as restated.		$(4,251,670)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) At its board meeting the Board of Directors of the Registrant engaged Williams & Webster, P.S., Certified Public Accountants, as its independent auditor for 2000.

(b) The accounting firm of Stephen Cleaver, C.A. was dismissed. There were no disagreements with Stephen Cleaver, C.A. on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure or any reportable events.

(c) The former principal accountant=s report on the Company=s financial statements during the last two years contained no adverse opinions or disclaimer of opinions and were not qualified or modified as to uncertainty, audit scope or accounting principles.

(d) During the last two fiscal years and during the subsequent interim periods, there were no disagreements with the former principal accountant on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The officers and directors of the Company are as follows:

Name	Age	Position
James W. Hess	57	President and member of the Board of Directors
Jack R.O. Walli	72	Vice President and a member of the Board of Directors
Thomas H. Fitzgerald, Jr.	67	Member of the Board of Directors
Rosemary L. Christensen	58	Secretary/Treasurer and a member of the Board of Directors
Arthur Seligman	48	Member of the Board of Directors

All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors at the annual meeting and hold office until their death, or until they resign, or have been removed from office.

Officer and Director Biographies:

James W. Hess - President and a member of the Board of Directors

Mr. Hess is a founder of the Company. Since November 19, 1997, Mr. Hess has been the President and a member of the Board of Directors of the Company. Since March 1997, Mr. Hess has been the Vice President and Secretary of Working Interest Corporation, a wholly owned subsidiary corporation of the Company. Since 1997, Mr. Hess has been a director of NAMEX Explorations, Inc., a Canadian corporation listed on the Montreal Stock Exchange and engaged in the business of mineral exploration. Since 1969, Mr. Hess has been an independent consultant in the field of natural resources.

Jack R.O. Walli - Vice President and a member of the Board of Directors

Since 1987, Mr. Walli has been the Vice President and a member of the Board of Directors of the Company. Mr. Walli graduated from Queen's University in Kingston with an Honours Bachelor of Science degree in mining engineering. Mr. Walli has over 40 years experience in the mineral exploration industry.

Rosemary L. Christensen - Secretary, Treasurer, Chief Financial Officer and a member of the Board of Directors.

Ms. Christensen is a founder of the Company. Since 1987, Ms. Christensen has been Secretary, Treasurer, Chief Financial Officer and a member of the Board of Directors of the Company. Since March 4, 1997 she has held the positions of President, Treasurer and a Director of Working Interest Corporation, a wholly owned subsidiary corporation of the Company. Since 1972, Ms. Christensen has been President and sole shareholder of Somerville House Management Ltd., located in Montreal, Canada.

Thomas H. Fitzgerald, Jr. - Member of the Board of Directors.

Since 1987, Mr. Fitzgerald has been a member of the Board of Directors of the Company. Mr. Fitzgerald has extensive experience in the investment business and is President and Chief Senior Financial Investment Officer of T. H. Fitzgerald & Co., a Wall Street investment firm.

Arthur Seligman - Member of the Board of Directors.

Since 1991, Mr. Seligman has been a member of the Board of Directors of the Company. Since 1982, Mr. Seligman has been Director of Sales and Marketing for Petroleum Development Corp. of Bridgeport, West Virginia. Petroleum Development Corp. is engaged in the business of distributing public hydro carbon drilling programs.

Involvement in Certain Legal Proceedings

We have no legal proceedings during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer has been the subject matter of any legal proceedings, including bankruptcy, criminal proceedings, or civil proceedings. Further, no legal proceedings are known to be contemplated by governmental authorities against any director, executive officer and person nominated to become a director.

Compliance with Section 16(a) of the Exchange Act.

Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year 2001, our officers failed to filed their Form 3 on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the ANamed Executive Officer@) during the three most recent fiscal years.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
James Hess	2000	0	0	0	0	0	0	0
President	1999	0	0	0	0	0	0	0
	1998	0	0	0	0	0	0	0
Jack R. O. Walli	2000	0	0	0	0	0	0	0
Vice President	1999	0	0	0	0	0	0	0
	1998	0	0	0	0	0	0	0
Rosemary L. Christensen	2000	0	0	0	0	0	0	0
Secretary/Treasurer	1999	0	0	0	0	0	0	0
	1998	0	0	0	0	0	0	0
Thomas H. Fitzgerald, Jr.	2000	0	0	0	10,000	0	0	0
Directors	1999	0	0	0	0	0	0	0
	1998	0	0	0	0	0	0	0
Arthur Seligman	2000	0	0	0	0	0	0	0
	1999	0	0	0	0	0	0	0
Director	1998	0	0	0	10,000	0	0	0

The Company does not anticipate paying any salaries to any of its officers until sufficient revenues are generated to justify the same.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors.

Option/SAR Grants.

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs"), and freestanding SARs have been made since the Company's inception to any officer or director with the exception of an option granted to James W. Hess to acquire up to 250,000 shares of common stock of the Company until July 31, 2002, at an exercise price of $1.50 per share and an option granted to Rosemary Christensen to purchase up to 50,000 shares of common stock of the Company until June 30, 2009 at an exercise price of $0.50 per share.

Long-Term Incentive Plan Awards.

The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance other than a non-qualified incentive stock option plan. As of the date hereof, no shares have been issued under the plan.

Compensation of Directors.

From time to time the Company has issued shares of common stock as compensation to them for serving on the Board of Directors. The Board has not implemented a plan to award options to any Directors. There are no contractual arrangements with any member of the Board of Directors. See "Certain Relationships and Related Transactions."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of June 30, 2000, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name of owner	Number of Shares	Position	Percent of Ownership
James W. Hess[1]	364,416	President and member of the Board of Directors	7.11%
Jack R.O. Walli	55,000	Vice President and member of the Board of Directors	1.07%
Rosemary L. Christensen[2]	1,105,381	Secretary/Treasurer and member of the Board of Directors	21.57%
Thomas H. Fitzgerald, Jr.	484,658	Member of the Board of Directors	9.46%
Arthur Seligman[3]	179,467	Member of the Board of Directors	3.50%
All officers and directors as a group (5 persons)	2,128,922		42.71%

[1] Does not include an option to purchase 250,000 shares of common stock of the Company until July 31, 2002, at an exercise price of $1.50 per share.

[2] Includes 726,122 shares of common stock owned by Somerville House Management Ltd., a corporation controlled by Ms. Christensen. Does not include an option to purchase up to 50,000 shares of common stock of the Company until June 30, 2009 at an exercise price of $0.50 per share owned by Ms. Christensen; an option to acquire up to 506,157 shares of common stock at an exercise price of $0.50 per share up to June 30, 2009 owned by Somerville House Management Ltd; and, an option to acquire up to 100,000 shares of common stock at an exercise price of $0.50 per share up to December 17, 2009 owned by Somerville House Management Ltd.

[3] Includes 49,467 shares of common stock held in the name of Seligman Family LP.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company's corporate offices are located at 4333 Ste-Catherine Street West, Suite 610, Montreal, Quebec, Canada H3Z 1P9 and its telephone number is (514) 935-2445 and FAX is (514) 935-8161. The Company leases its offices from Somerville House Management Ltd., a corporation owned and controlled by Rosemary L. Christensen, the Company's Secretary/Treasurer, on a month to month basis. There is no written agreement between the Company and Somerville House Management Ltd. and the monthly rental is $3,350.

On November 19, 1997, the Company issued 50,000 shares of common stock to its directors as compensation for their services on the Board of Directors and 10,000 shares to Somerville House Management Ltd., for loaning monies to the Company but not in repayment thereof.

On November 19, 1997, the Company issued 25,000 shares of common stock to Arthur Seligman, a member of the Board of Directors, as compensation for raising $500,000.

On June 10, 1999, the Company issued 70,000 shares of common stock to Arthur Seligman, a member of the Board of Directors in consideration of advances made to the Company in the amount of $35,000. On June 10, 1999, the Company issued 194,567 shares to Somerville House Management Ltd. as partial repayment of outstanding indebtedness in the amount of $97,283.53. The Company also issued an additional 250,000 shares to Somerville House Management Ltd. for services rendered to the Company since 1986.

On June 10, 1999, the Company issued 80,000 shares of common stock to Thomas H. Fitzgerald, Jr. in consideration of cash advances of $40,000 made by Mr. Fitzgerald to the Company.

On June 10, 1999, the Company issued 200,000 shares of common stock to Thomas H. Fitzgerald, Jr. for services rendered to the Company valued at $100,000.

In the, future, we may borrow money from our officers and directors, if necessary. If we do so, the terms of the loans will be no less favorable to us than those that can be obtained from unaffiliated third parties. We will not loan money to our officers and directors. Forgiveness of a loan between us an affiliate must be approved by a majority of the board of directors who do not have an interest in the transaction and who have access, at our expense, to our counsel or an independent counsel.

All of our current transactions were approved and ratified by all of our directors. In each case, our directors had access to our counsel or any counsel of their choosing. All past transactions which are now closed had at least two disinterested directors at the time of each transaction.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

No Form 8-Ks have been filed since inception.

The following Exhibits are incorporated herein by reference from the Registrant's Form 10SB Registration Statement filed with the Securities and Exchange Commission, SEC file #000-29759 on March 3, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

List of Exhibits.

Exhibit No.	Description
3.1 3.2 3.3 3.4 3.5 4.1 10.1 99.1

Articles of Incorporation.
Amended Articles of Incorporation.
Amended Articles of Incorporation.
Amended Articles of Incorporation.
Bylaws.
Specimen Stock Certificate.
Mining Claims.
Stock Option Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of October, 2001.

THE O. T. MINING CORPORATION
BY:	/s/ James W. Hess James W. Hess, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ James W. Hess James W. Hess	President and Director	October 9, 2001
_______________________________ Jack R. O. Walli	Vice President and Director	October __, 2001
/s/ Rosemary L. Christensen Rosemary L. Christensen	Secretary, Treasurer, Chief Financial Officer, and Director	October 9, 2001
_______________________________ Thomas H. Fitzgerald, Jr.	Director	October __, 2001
_______________________________ Art Seligman	Director	October __, 2001